Form 10-K
period 2014-12-31
Volkswagen Auto Loan Enhanced Trust 2012-1; VOLKSWAGEN AUTO LEASE/LOAN UNDERWRITTEN FUNDING, LLC
filed 2015-03-30
CIK 1538438, 1182534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

333-160515-06

(Commission File Number of Issuing Entity)

Volkswagen Auto Loan Enhanced Trust 2012-1

(Exact name of Issuing Entity as specified in its charter)

Volkswagen Auto Lease/Loan Underwritten Funding, LLC

(Exact name of Depositor as specified in its charter)

VW Credit, Inc.

(Exact name of Sponsor as specified in its charter)

State of Delaware	83-0349353
(State or other jurisdiction of incorporation or organization of Registrant)	(I.R.S. Employer Identification No. of Registrant)

2200 Ferdinand Porsche Drive Herndon, Virginia	20171
(Address of principal executive offices of Registrant)	(Zip Code of Registrant)

(703) 364-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

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

March 27, 2015

VOLKSWAGEN AUTO LOAN ENHANCED TRUST 2012-1

By:	VW Credit, Inc., as Servicer

By:	/s/ Horst Meima
Horst Meima
Executive Vice President & CFO
(senior officer in charge of the servicing function)

EXHIBIT INDEX

Exhibit 31	Certification of Senior Officer in Charge of the Servicing Function of the Servicer Pursuant to Rule 15d-14(d).

Exhibit 33.1	Report on Assessment of Compliance with Applicable Servicing Criteria of VW Credit, Inc.

Exhibit 33.2	Report on Assessment of Compliance with the Servicing Criteria of Citibank, N.A.

Exhibit 34.1	Attestation Report on Assessment of Compliance with the Servicing Criteria of Baker Tilly Virchow Krause, LLP, on behalf of VW Credit, Inc.

Exhibit 34.2	Attestation Report on Assessment of Compliance with the Servicing Criteria of KPMG, on behalf of Citibank, N.A.

Exhibit 35.1	Annual Servicer Compliance Statement of the Servicer for the year ended December 31, 2014.